Form 10-K
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2018-C46
filed 2021-03-15
CIK 1748940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Somerset Financial Center Mortgage Loan and the Skyline Village Mortgage Loan, which constituted approximately 3.5% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Somerset Financial Center Mortgage Loan or the Skyline Village Mortgage Loan which are assets of the issuing entity and one other pari passu loan, each of which is not an asset of the issuing entity. These loan combinations, including the Somerset Financial Center Mortgage Loan and the Skyline Village Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Town Center Aventura Mortgage Loan and the Showcase II Mortgage Loan, which constituted approximately 5.8% and 4.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Town Center Aventura Mortgage Loan and the Showcase II Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Town Center Aventura Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (b) with respect to the Showcase II Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the BANK 2018-BNK13 transaction, Commission File Number 333-206677-26 (the “BANK 2018-BNK13 Transaction”). These loan combinations, including the Town Center Aventura Mortgage Loan and the Showcase II Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2018-BNK13 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Fair Oaks Mall Mortgage Loan, the Town Center Aventura Mortgage Loan, the Showcase II Mortgage Loan, the Constitution Plaza Mortgage Loan, the Torrance Technology Campus Mortgage Loan and the Conway Commons Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Argentic Services Company LP is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Torrance Technology Campus Mortgage Loan and the Conway Commons Mortgage Loan  on and after May 6, 2020. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Torrance Technology Campus Mortgage Loan and the Conway Commons Mortgage Loan prior to May 6, 2020 and the Constitution Plaza Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Torrance Technology Campus Mortgage Loan.  Pursuant to the pooling and servicing agreement for the UBS 2018-C11 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Torrance Technology Campus Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Fair Oaks Mall Mortgage Loan, the Constitution Plaza Mortgage Loan, the Torrance Technology Campus Mortgage Loan, the Showcase II Mortgage Loan, the Town Center Aventura Mortgage Loan, the Conway Commons Mortgage Loan and the Moffett Towers II - Building 1 Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on August 28, 2018 pursuant to Rule 424(b)(2), and the following, with respect to Argentic Services Company LP, as special servicer.

Argentic Real Estate Finance LLC (“AREF”) is affiliated with the special servicer Argentic Services Company LP.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer prior to May 6, 2020

33.3         Argentic Services Company LP, as Special Servicer on and after May 6, 2020

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Pentalpha Surveillance LLC, as Operating Advisor

33.8         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9         National Tax Search, LLC, as Servicing Function Participant

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Somerset Financial Center Mortgage Loan (see Exhibit 33.1)

33.11       LNR Partners, LLC, as Special Servicer of the Somerset Financial Center Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.12       Argentic Services Company LP, as Special Servicer of the Somerset Financial Center Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.13       Wilmington Trust, National Association, as Trustee of the Somerset Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the Somerset Financial Center Mortgage Loan (see Exhibit 33.6)

33.15       Pentalpha Surveillance LLC, as Operating Advisor of the Somerset Financial Center Mortgage Loan (see Exhibit 33.7)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Somerset Financial Center Mortgage Loan (see Exhibit 33.8)

33.17       National Tax Search, LLC, as Servicing Function Participant of the Somerset Financial Center Mortgage Loan (see Exhibit 33.9)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the Skyline Village Mortgage Loan (see Exhibit 33.1)

33.19       LNR Partners, LLC, as Special Servicer of the Skyline Village Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.20       Argentic Services Company LP, as Special Servicer of the Skyline Village Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.21       Wilmington Trust, National Association, as Trustee of the Skyline Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the Skyline Village Mortgage Loan (see Exhibit 33.6)

33.23       Pentalpha Surveillance LLC, as Operating Advisor of the Skyline Village Mortgage Loan (see Exhibit 33.7)

33.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Skyline Village Mortgage Loan (see Exhibit 33.8)

33.25       National Tax Search, LLC, as Servicing Function Participant of the Skyline Village Mortgage Loan (see Exhibit 33.9)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.1)

33.27       AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan

33.28       Wilmington Trust, National Association, as Trustee of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.6)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Fair Oaks Mall Mortgage Loan

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.8)

33.32       National Tax Search, LLC, as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.9)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Constitution Plaza Mortgage Loan (see Exhibit 33.1)

33.34       LNR Partners, LLC, as Special Servicer of the Constitution Plaza Mortgage Loan (see Exhibit 33.2)

33.35       Wilmington Trust, National Association, as Trustee of the Constitution Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Constitution Plaza Mortgage Loan (see Exhibit 33.6)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Constitution Plaza Mortgage Loan (see Exhibit 33.7)

33.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Constitution Plaza Mortgage Loan (see Exhibit 33.8)

33.39       National Tax Search, LLC, as Servicing Function Participant of the Constitution Plaza Mortgage Loan (see Exhibit 33.9)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       LNR Partners, LLC, as Special Servicer of the Torrance Technology Campus Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.42       Argentic Services Company LP, as Special Servicer of the Torrance Technology Campus Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.43       Wells Fargo Bank, National Association, as Trustee of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the Torrance Technology Campus Mortgage Loan (see Exhibit 33.6)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the Torrance Technology Campus Mortgage Loan (see Exhibit 33.7)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Town Center Aventura Mortgage Loan (see Exhibit 33.1)

33.47       Torchlight Loan Services, LLC, as Special Servicer of the Town Center Aventura Mortgage Loan

33.48       Wilmington Trust, National Association, as Trustee of the Town Center Aventura Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the Town Center Aventura Mortgage Loan (see Exhibit 33.6)

33.50       Pentalpha Surveillance LLC, as Operating Advisor of the Town Center Aventura Mortgage Loan (see Exhibit 33.7)

33.51       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Town Center Aventura Mortgage Loan (see Exhibit 33.8)

33.52       National Tax Search, LLC, as Servicing Function Participant of the Town Center Aventura Mortgage Loan (see Exhibit 33.9)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Showcase II Mortgage Loan (see Exhibit 33.1)

33.54       Torchlight Loan Services, LLC, as Special Servicer of the Showcase II Mortgage Loan (see Exhibit 33.47)

33.55       Wilmington Trust, National Association, as Trustee of the Showcase II Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the Showcase II Mortgage Loan (see Exhibit 33.6)

33.57       Pentalpha Surveillance LLC, as Operating Advisor of the Showcase II Mortgage Loan (see Exhibit 33.7)

33.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Showcase II Mortgage Loan (see Exhibit 33.8)

33.59       National Tax Search, LLC, as Servicing Function Participant of the Showcase II Mortgage Loan (see Exhibit 33.9)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 33.1)

33.61       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan prior to May 6, 2020 (see Exhibit 33.2)

33.62       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan on and after May 6, 2020 (see Exhibit 33.3)

33.63       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 33.6)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 33.30)

33.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.8)

33.67       National Tax Search, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.9)

33.68       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.30)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer prior to May 6, 2020

34.3         Argentic Services Company LP, as Special Servicer on and after May 6, 2020

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Pentalpha Surveillance LLC, as Operating Advisor

34.8         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9         National Tax Search, LLC, as Servicing Function Participant

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Somerset Financial Center Mortgage Loan (see Exhibit 34.1)

34.11       LNR Partners, LLC, as Special Servicer of the Somerset Financial Center Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.12       Argentic Services Company LP, as Special Servicer of the Somerset Financial Center Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.13       Wilmington Trust, National Association, as Trustee of the Somerset Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the Somerset Financial Center Mortgage Loan (see Exhibit 34.6)

34.15       Pentalpha Surveillance LLC, as Operating Advisor of the Somerset Financial Center Mortgage Loan (see Exhibit 34.7)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Somerset Financial Center Mortgage Loan (see Exhibit 34.8)

34.17       National Tax Search, LLC, as Servicing Function Participant of the Somerset Financial Center Mortgage Loan (see Exhibit 34.9)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the Skyline Village Mortgage Loan (see Exhibit 34.1)

34.19       LNR Partners, LLC, as Special Servicer of the Skyline Village Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.20       Argentic Services Company LP, as Special Servicer of the Skyline Village Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.21       Wilmington Trust, National Association, as Trustee of the Skyline Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the Skyline Village Mortgage Loan (see Exhibit 34.6)

34.23       Pentalpha Surveillance LLC, as Operating Advisor of the Skyline Village Mortgage Loan (see Exhibit 34.7)

34.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Skyline Village Mortgage Loan (see Exhibit 34.8)

34.25       National Tax Search, LLC, as Servicing Function Participant of the Skyline Village Mortgage Loan (see Exhibit 34.9)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.1)

34.27       AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan

34.28       Wilmington Trust, National Association, as Trustee of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.6)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Fair Oaks Mall Mortgage Loan

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.8)

34.32       National Tax Search, LLC, as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.9)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Constitution Plaza Mortgage Loan (see Exhibit 34.1)

34.34       LNR Partners, LLC, as Special Servicer of the Constitution Plaza Mortgage Loan (see Exhibit 34.2)

34.35       Wilmington Trust, National Association, as Trustee of the Constitution Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Constitution Plaza Mortgage Loan (see Exhibit 34.6)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Constitution Plaza Mortgage Loan (see Exhibit 34.7)

34.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Constitution Plaza Mortgage Loan (see Exhibit 34.8)

34.39       National Tax Search, LLC, as Servicing Function Participant of the Constitution Plaza Mortgage Loan (see Exhibit 34.9)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       LNR Partners, LLC, as Special Servicer of the Torrance Technology Campus Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.42       Argentic Services Company LP, as Special Servicer of the Torrance Technology Campus Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.43       Wells Fargo Bank, National Association, as Trustee of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the Torrance Technology Campus Mortgage Loan (see Exhibit 34.6)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the Torrance Technology Campus Mortgage Loan (see Exhibit 34.7)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Town Center Aventura Mortgage Loan (see Exhibit 34.1)

34.47       Torchlight Loan Services, LLC, as Special Servicer of the Town Center Aventura Mortgage Loan

34.48       Wilmington Trust, National Association, as Trustee of the Town Center Aventura Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the Town Center Aventura Mortgage Loan (see Exhibit 34.6)

34.50       Pentalpha Surveillance LLC, as Operating Advisor of the Town Center Aventura Mortgage Loan (see Exhibit 34.7)

34.51       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Town Center Aventura Mortgage Loan (see Exhibit 34.8)

34.52       National Tax Search, LLC, as Servicing Function Participant of the Town Center Aventura Mortgage Loan (see Exhibit 34.9)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Showcase II Mortgage Loan (see Exhibit 34.1)

34.54       Torchlight Loan Services, LLC, as Special Servicer of the Showcase II Mortgage Loan (see Exhibit 34.47)

34.55       Wilmington Trust, National Association, as Trustee of the Showcase II Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the Showcase II Mortgage Loan (see Exhibit 34.6)

34.57       Pentalpha Surveillance LLC, as Operating Advisor of the Showcase II Mortgage Loan (see Exhibit 34.7)

34.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Showcase II Mortgage Loan (see Exhibit 34.8)

34.59       National Tax Search, LLC, as Servicing Function Participant of the Showcase II Mortgage Loan (see Exhibit 34.9)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 34.1)

34.61       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan prior to May 6, 2020 (see Exhibit 34.2)

34.62       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan on and after May 6, 2020 (see Exhibit 34.3)

34.63       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 34.6)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 34.30)

34.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.8)

34.67       National Tax Search, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.9)

34.68       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.30)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer prior to May 6, 2020

35.3         Argentic Services Company LP, as Special Servicer on and after May 6, 2020

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Somerset Financial Center Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the Somerset Financial Center Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.7         Argentic Services Company LP, as Special Servicer of the Somerset Financial Center Mortgage Loan on and after May 6, 2020 (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Skyline Village Mortgage Loan (see Exhibit 35.1)

35.9         LNR Partners, LLC, as Special Servicer of the Skyline Village Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.10       Argentic Services Company LP, as Special Servicer of the Skyline Village Mortgage Loan on and after May 6, 2020 (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (see Exhibit 35.1)

35.12       AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Constitution Plaza Mortgage Loan (see Exhibit 35.1)

35.14       LNR Partners, LLC, as Special Servicer of the Constitution Plaza Mortgage Loan (see Exhibit 35.2)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Torrance Technology Campus Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       LNR Partners, LLC, as Special Servicer of the Torrance Technology Campus Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.17       Argentic Services Company LP, as Special Servicer of the Torrance Technology Campus Mortgage Loan on and after May 6, 2020

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Town Center Aventura Mortgage Loan (see Exhibit 35.1)

35.19       Torchlight Loan Services, LLC, as Special Servicer of the Town Center Aventura Mortgage Loan

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Showcase II Mortgage Loan (see Exhibit 35.1)

35.21       Torchlight Loan Services, LLC, as Special Servicer of the Showcase II Mortgage Loan (see Exhibit 35.19)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 35.1)

35.23       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan prior to May 6, 2020 (see Exhibit 35.2)

35.24       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan on and after May 6, 2020

35.25       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 15, 2021